Form 10-K
period 2003-12-31
FIRST HORIZON MORTGAGE PASS THROUGH TRUST 2002 2
filed 2004-03-31
CIK 1170795

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-74467-12



        First Horizon Mortgage Pass-Through Trust
        Mortgage Pass-Through Certificates, Series 2002-2

       (Exact name of registrant as specified in its charter)



   New York                                       01-0708980
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay Street, 8 West
   New York, NY                                10286
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

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            (a) Market Information.  There is no established public
                trading market for the Certificates
            (b) Holders.  As of December 31, 2003, based on records
                provided to the Trust by the DTC and the Trustee, the number of holders for each class of Certificate was as follows:


             Class IA1                         1
             Class IA2                         1
             Class IA3                         1
             Class IIA2                        1
             Class IIA3                        1
             Class IIA17                       1
             Class IIA18                       1
             Class IIAPO                       1
             Class B1                          1
             Class B2                          1
             Class B3                          1
             Class B4                          1
             Class B5                          1
             Class B6                          1

             Total:                           14

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

                            PART IV


  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003

		First Horizon Home Loan Corporation


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2003.

		First Horizon Home Loan Corporation


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2003.


		First Horizon Home Loan Corporation


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) Reports on Form 8-K, dated as of October 31, 2003, November 30, 2003, and December 31, 2003, were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.



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




    First Horizon Mortgage Pass-Through Trust
    Mortgage Pass-Through Certificates, Series 2002-2
    (Registrant)



  Signed:  The Bank of New York, as Trustee


  By:   Diane Pickett, Vice President

  By: /s/  Diane Pickett, Vice President

  Dated: March  3, 2004



                       CERTIFICATION

   I, Peter F. Makowiecki, in my capacity as the Chief Financial Officer of First Horizon Home Loan Corporation (the "Master Servicer") hereby certify that:

   1. I have reviewed this Annual Report of Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of First Horizon Mortgage Pass-Through Trust Mortgage Pass-Through Certificates, Series 2002-2;

   2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances in which such statements were made, not misleading as of the last day of the period covered by this annual report; and

   3. Based on my knowledge, the distribution of servicing information required to be provided to the trustee by the Master Servicer under the Pooling and Servicing Agreement is included in these reports.


  Dated: March  3, 2004


                                           FIRST HORIZON HOME LOAN
                                           CORPORATION


                                           By:______________________________
                                                /s/ Peter F. Makowiecki
                                                    Chief Financial Officer



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



  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   IA1                         1,001,553.06        24,706,177.06                0.00              6,272,137.64
   IA2                         1,593,949.08        39,319,322.86                0.00              9,981,965.41
   IA3                            21,296.95           525,350.37                0.00                133,370.28
   IIA1                        2,621,718.95       111,377,640.34                0.00                      0.00
   IIA2                          741,470.84         9,946,839.30                0.00              2,724,160.70
   IIA3                        1,580,086.27                 0.00                0.00             24,405,000.00
   IIA4                           97,676.96        16,533,000.00                0.00                      0.00
   IIA5                          380,731.99                 0.00                0.00                      0.00
   IIA6                           39,262.23         7,249,235.38                0.00                      0.00
   IIA7                                0.00                 0.00                0.00                      0.00
   IIA8                                0.00                 0.00                0.00                      0.00
   IIA9                                0.00                 0.00                0.00                      0.00
   IIA10                               0.00                 0.00                0.00                      0.00
   IIA11                               0.00                 0.00                0.00                      0.00
   IIA12                               0.00                 0.00                0.00                      0.00
   IIA13                               0.00                 0.00                0.00                      0.00
   IIA14                               0.00                 0.00                0.00                      0.00
   IIA15                         382,745.45        25,811,000.00                0.00                      0.00
   IIA16                       1,074,350.80        29,016,000.00                0.00                      0.00
   IIA17                       1,263,898.47         2,342,270.98                0.00             17,247,729.02
   IIA18                          64,517.53           119,564.62                0.00                880,435.38
   IIAPO                               0.00           721,325.62                0.00                336,838.20
   IIARU                               0.02                 0.00                0.00                      0.00
   IIARL                               0.00                 0.00                0.00                      0.00
   B1                            425,319.96           116,794.89                0.00              6,619,274.50
   B2                            187,160.73            51,395.23                0.00              2,912,791.27
   B3                            119,079.61            32,699.83                0.00              1,853,241.61
   B4                             51,060.84            14,021.55                0.00                794,662.24
   B5                             68,018.77            18,678.28                0.00              1,058,579.37
   B6                             51,089.99            14,026.84                0.00                795,116.48